Form 10-K
period 2021-12-31
BENCHMARK 2021-B27 MORTGAGE TRUST
filed 2022-03-30
CIK 1862080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-228597-09

(Commission File Number of issuing entity)

0001862080

(Central Index Key Number of issuing entity)

Benchmark 2021-B27 Mortgage Trust

(Exact name of issuing entity as specified in its charter)

333-228597

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Citi Real Estate Funding Inc.

(Central Index Key Number: 0001701238)

Goldman Sachs Mortgage Company

(Central Index Key Number: 0001541502)

JPMorgan Chase Bank, National Association

(Central Index Key Number: 0000835271)

German American Capital Corporation

(Central Index Key Number: 0001541294)

(Exact name of sponsor as specified in its charter)

30-6681317
New York	30-6681318
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5693

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes      ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes      ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the pool assets for Benchmark 2021-B27 Mortgage Trust constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

Disclosure for Wells Fargo Bank, National Association (“Wells Fargo Bank”), (i) as trustee and custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced, (ii) as trustee and custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced, (iii) as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced, and (iv) as trustee and custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on June 29, 2021 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:
(1)	Not Applicable
(2)	Not Applicable
(3)	Exhibits listed below are either included or incorporated by reference as indicated below:
Exhibit Number	Description
4.1

Pooling and Servicing Agreement, dated as of June 1, 2021 (the “Benchmark 2021-B27 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein).

4.2

Trust and Servicing Agreement, dated as of April 21, 2021 (the “BGME 2021-VR TSA”), by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein)[1].

[1]

The Burlingame Point mortgage loan, which represented approximately 7.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Burlinegame Point mortgage loan and each of the related companion loan(s) are serviced pursuant to the BGME 2021-VR TSA.

4.3

Pooling and Servicing Agreement, dated as of May 1, 2021 (the “Benchmark 2021-B26 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer and general special servicer, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer and Wells Fargo Bank, National Association, as trustee, certificate administrator, paying agent and custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein)[2].

4.4

Pooling and Servicing Agreement, dated as of June 1, 2021 (the “BANK 2021-BNK34 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wilmington Trust, National Association, as trustee and Wells Fargo Bank, National Association, as certificate administrator (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein)[3].

4.5

Pooling and Servicing Agreement, dated as of April 1, 2021 (the “Benchmark 2021-B25 PSA”), by and among GS Mortgage securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as general special servicer, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein).[4]

[2]

The Equus Industrial Portfolio mortgage loan, which represented approximately 6.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The iPark 84 Innovation Center mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Equus Industrial Portfolio mortgage loan, the iPark 84 Innovation Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2021-B26 PSA.

[3]

The 375 Pearl Street mortgage loan, which represented approximately 6.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 375 Pearl Street mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2021-BNK34 PSA.

[4]

The Amazon Seattle mortgage loan, which represented approximately 4.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 1985 Marcus mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Amazon Seattle mortgage loan, the 1985 Marcus mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2021-B25 PSA.

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[5]
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 33.1)
33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
33.6

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.9a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.9b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.6)

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as general special servicer under the Benchmark 2021-B26 PSA pursuant to which the iPark 84 Innovation Center mortgage loan is serviced (see Exhibit 33.6)

[5]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC, as general special servicer under the Benchmark 2021-B25 PSA, pursuant to which the 1985 Marcus mortgage loan is serviced, are not included in this report on Form 10-K because Rialto Capital Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the BGME 2021-VR TSA, the Benchmark 2021-B26 PSA, the BANK 2021-BNK34 PSA and the Benchmark 2021-B25 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the BGME 2021-VR TSA, because there was no relevant servicing criteria applicable to the trustee under the BGME 2021-VR TSA during the year ended December 31, 2021 and, pursuant to the terms of the BGME 2021-VR TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan is serviced (see Exhibit 33.7)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.3)

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.9a)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.9b)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as general special servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.8)

33.18a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.9a)

33.18b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.9b)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.1)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan is serviced (see Exhibit 33.7)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.8)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.9a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.9b)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2021-B27 PSA
33.25a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

33.25b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.24)

33.27a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.25a)

33.27b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.25b)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
34.2

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 34.1)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
34.6

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.9a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.9b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.6)

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as general special servicer under the Benchmark 2021-B26 PSA pursuant to which the iPark 84 Innovation Center mortgage loan is serviced (see Exhibit 34.6)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan is serviced (see Exhibit 34.7)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.3)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.9a)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.9b)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as general special servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.8)

34.18a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.9a)

34.18b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.9b)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.1)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan is serviced (see Exhibit 34.7)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.8)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.9a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.9b)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2021-B27 PSA
34.25a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

34.25b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.24)

34.27a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.25a)

34.27b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.25b)

35	Servicer compliance statements.[6]
35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

[6]

This annual report on Form 10-K does not include the servicer compliance statements of (i) Greystone Servicing Company LLC, as special servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced, (ii) Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced and (iii) Rialto Capital Advisors, LLC as general special servicer under the Benchmark 2021-B25 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced, because each of Greystone Servicing Company LLC, Wells Fargo Bank, National Association and Rialto Capital Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the BGME 2021-VR TSA, the Benchmark 2021-B26 PSA, the BANK 2021-BNK34 PSA and the Benchmark 2021-B25 PSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)
35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator
35.4	Servicer compliance statement, KeyBank National Association, as servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced
35.5	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

35.6

Servicer compliance statement, KeyBank National Association, as master servicer under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 35.4)

35.7

Servicer compliance statement, KeyBank National Association, as general special servicer under the Benchmark 2021-B26 PSA pursuant to which the iPark 84 Innovation Center mortgage loan is serviced (see Exhibit 35.4)

35.8

Servicer compliance statement, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan is serviced (see Exhibit 35.5)

35.9

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 35.1)

35.10

Servicer compliance statement, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan is serviced (see Exhibit 35.5)

99.1

Mortgage Loan Purchase Agreement, dated as of June 1, 2021, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein).

99.2

Mortgage Loan Purchase Agreement, dated as of June 1, 2021, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein).

99.3

Mortgage Loan Purchase Agreement, dated as of June 1, 2021, between JPMorgan Chase Bank, National Association and Citigroup Commercial Mortgage Securities Inc., pursuant to which JPMorgan Chase Bank, National Association sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein).

99.4

Mortgage Loan Purchase Agreement, dated as of June 1, 2021, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.
(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2022

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President