Form 10-K
period 2022-12-31
BENCHMARK 2021-B27 MORTGAGE TRUST
filed 2023-03-30
CIK 1862080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__________

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

388 Greenwich Street Trading, 4th Floor

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Not Applicable

EXPLANATORY NOTES

1 The Burlingame Point mortgage loan, which represented approximately 7.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Burlinegame Point mortgage loan and each of the related companion loan(s) are serviced pursuant to the BGME 2021-VR TSA.

2 The Equus Industrial Portfolio mortgage loan, which represented approximately 6.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The iPark 84 Innovation Center mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Equus Industrial Portfolio mortgage loan, the iPark 84 Innovation Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2021-B26 PSA.

3 The 375 Pearl Street mortgage loan, which represented approximately 6.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 375 Pearl Street mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2021-BNK34 PSA.

4 The Amazon Seattle mortgage loan, which represented approximately 4.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 1985 Marcus mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Amazon Seattle mortgage loan, the 1985 Marcus mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2021-B25 PSA.

5 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC, as general special servicer under the Benchmark 2021-B25 PSA, pursuant to which the 1985 Marcus mortgage loan is serviced, are not included in this report on Form 10-K because Rialto Capital Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the BGME 2021-VR TSA, the Benchmark 2021-B26 PSA, the BANK 2021-BNK34 PSA and the Benchmark 2021-B25 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association, as trustee under the BGME 2021-VR TSA and (ii) Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BGME 2021-VR TSA, because there was no relevant servicing criteria applicable to the trustee under the BGME 2021-VR TSA during the year ended December 31, 2022 and, pursuant to the terms of the BGME 2021-VR TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

6 This annual report on Form 10-K does not include the servicer compliance statements of (i) Greystone Servicing Company LLC, as special servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced, (ii) Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced and (iii) Rialto Capital Advisors, LLC as general special servicer under the Benchmark 2021-B25 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced, because each of Greystone Servicing Company LLC, Wells Fargo Bank, National Association and Rialto Capital Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the BGME 2021-VR TSA, the Benchmark 2021-B26 PSA, the BANK 2021-BNK34 PSA and the Benchmark 2021-B25 PSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union

Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”) discloses that a material instance of noncompliance occurred, as described below:

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

The identified material instance of noncompliance with servicing criteria did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

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

4.2

Trust and Servicing Agreement, dated as of April 21, 2021 (the “BGME 2021-VR TSA”), by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Pooling and Servicing Agreement, dated as of May 1, 2021 (the “Benchmark 2021-B26 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer and general special servicer, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer and Wells Fargo Bank, National Association, as trustee, certificate administrator, paying agent and custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of June 1, 2021 (the “BANK 2021-BNK34 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wilmington Trust, National Association, as trustee and Wells Fargo Bank, National Association, as certificate administrator (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein). (see Explanatory Note #3)

4.5

Pooling and Servicing Agreement, dated as of April 1, 2021 (the “Benchmark 2021-B25 PSA”), by and among GS Mortgage securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as general special servicer, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein). (see Explanatory Note #4)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #5)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 33.1)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2021-B27 PSA

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.11a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced (omitted; see Explanatory Note #5)

33.11b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced (omitted; see Explanatory Note #5)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.7)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as general special servicer under the Benchmark 2021-B26 PSA pursuant to which the iPark 84 Innovation Center mortgage loan is serviced (see Exhibit 33.7)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan is serviced (see Exhibit 33.8)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.3)

33.16a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.10a)

33.16b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.10b)

33.17a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

33.17b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as general special servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.9)

33.21a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.10a)

33.21b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.10b)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.6)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.1)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan is serviced (see Exhibit 33.8)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.9)

33.27a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.10a)

33.27b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.10b)

33.28a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.17a)

33.28b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.17b)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.11a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced (omitted; see Explanatory Note #5)

34.11b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced (omitted; see Explanatory Note #5)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.7)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as general special servicer under the Benchmark 2021-B26 PSA pursuant to which the iPark 84 Innovation Center mortgage loan is serviced (see Exhibit 34.7)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan is serviced (see Exhibit 34.8)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.3)

34.16a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.10a)

34.16b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.10b)

34.17a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

34.17b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as general special servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.9)

34.21a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.10a)

34.21b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.10b)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.6)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.1)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan is serviced (see Exhibit 34.8)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.9)

34.27a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.10a)

34.27b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.10b)

34.28a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.17a)

34.28b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.17b)

35	Servicer compliance statements. (see Explanatory Note #6)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, KeyBank National Association, as servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

35.5	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

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

Date: March 30, 2023

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President