Form 10-K
period 2024-12-31
BENCHMARK 2021-B27 MORTGAGE TRUST
filed 2025-03-28
CIK 1862080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

388 Greenwich Street, 26th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-4936

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

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Argentic Services Company LP, as general special servicer under the Benchmark 2021-B26 PSA pursuant to which the iPark 84 Innovation Center mortgage loan is serviced and (ii) Rialto Capital Advisors, LLC, as general special servicer under the Benchmark 2021-B25 PSA, pursuant to which the 1985 Marcus mortgage loan is serviced, are not included in this report on Form 10-K because each of Argentic Services Company LP and Rialto Capital Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the BGME 2021-VR TSA, the Benchmark 2021-B26 PSA, the BANK 2021-BNK34 PSA and the Benchmark 2021-B25 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association, as trustee under the BGME 2021-VR TSA and (ii) Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BGME 2021-VR TSA, because there was no relevant servicing criteria applicable to the trustee under the BGME 2021-VR TSA during the year ended December 31, 2024 and, pursuant to the terms of the BGME 2021-VR TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

7 This annual report on Form 10-K does not include the servicer compliance statements of (i) Argentic Services Company LP, as general special servicer under the Benchmark 2021-B26 PSA pursuant to which the iPark 84 Innovation Center mortgage loan is serviced, (ii) Greystone Servicing Company LLC, as special servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced, (iii) Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced and (iv) Rialto Capital Advisors, LLC as general special servicer under the Benchmark 2021-B25 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced, because each of Argentic Services Company LP, Greystone Servicing Company LLC, Wells Fargo Bank, National Association and Rialto Capital Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the BGME 2021-VR TSA, the Benchmark 2021-B26 PSA, the BANK 2021-BNK34 PSA and the Benchmark 2021-B25 PSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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
4.1

Pooling and Servicing Agreement, dated as of June 1, 2021 (the “Benchmark 2021-B27 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein).  (see Explanatory Note #1)

4.2

Trust and Servicing Agreement, dated as of April 21, 2021 (the “BGME 2021-VR TSA”), by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Pooling and Servicing Agreement, dated as of May 1, 2021 (the “Benchmark 2021-B26 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, Argentic Services Company LP (as successor to KeyBank National Association), as general special servicer, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer and Wells Fargo Bank, National Association, as trustee, certificate administrator, paying agent and custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Pooling and Servicing Agreement, dated as of June 1, 2021 (the “BANK 2021-BNK34 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wilmington Trust, National Association, as trustee and Wells Fargo Bank, National Association, as certificate administrator (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein), as amended by Amendment No. 1 to Pooling and Servicing Agreement, dated and effective as of November 9, 2023, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Greystone Servicing Company LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated November 9, 2023, and filed by the registrant on November 16, 2023 under Commission File No. 333-228597-09, and is incorporated by reference herein) (see Explanatory Note #4)

4.5

Pooling and Servicing Agreement, dated as of April 1, 2021 (the “Benchmark 2021-B25 PSA”), by and among GS Mortgage securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as general special servicer, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein). (see Explanatory Note #5)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #6)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, K-Star Asset Management LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.7)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan is serviced (see Exhibit 33.8)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.3)

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.10a)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.10b)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as general special servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.9)

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.10a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.10b)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.6)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.1)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan is serviced (see Exhibit 33.8)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.9)

33.25a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.10a)

33.25b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.10b)

33.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.15a)

33.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.15b)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.7)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan is serviced (see Exhibit 34.8)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.3)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.10a)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.10b)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as general special servicer under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.9)

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.10a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.10b)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.6)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.1)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan is serviced (see Exhibit 34.8)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.9)

34.25a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.10a)

34.25b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.10b)

34.26a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.15a)

34.26b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.15b)

35	Servicer compliance statements. (see Explanatory Note #7)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, K-Star Asset Management LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, KeyBank National Association, as servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

35.5	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

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

35.8

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 35.1)

35.9

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

Date: March 28, 2025

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President