Form 10-K
period 2025-12-31
BENCHMARK 2021-B27 MORTGAGE TRUST
filed 2026-03-31
CIK 1862080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

4 The 375 Pearl Street mortgage loan, which represented approximately 6.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 375 Pearl Street mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2021-BNK34 PSA. Effective as of February 26, 2025, Greystone Servicing Company LLC was terminated as the general special servicer (except with respect to the U.S. Steel Tower mortgage loan) under the BANK 2021-BNK34 PSA and Midland Loan Services, a Division of PNC Bank, National Association has been appointed to act as successor general special servicer (except with respect to the U.S. Steel Tower mortgage loan) under the BANK 2021-BNK34 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on February 26, 2025 under Commission File No. 333-228597-09. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as general master servicer under the BANK 2021-BNK34 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-228597-09.

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

7 This annual report on Form 10-K does not include the servicer compliance statements of (i) Argentic Services Company LP, as general special servicer under the Benchmark 2021-B26 PSA pursuant to which the iPark 84 Innovation Center mortgage loan is serviced, (ii) Greystone Servicing Company LLC, as special servicer prior to February 26, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced, (iii) Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced, (iv) Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced, and (v) Rialto Capital Advisors, LLC as general special servicer under the Benchmark 2021-B25 PSA pursuant to which the 1985 Marcus mortgage loan is serviced, because each of Argentic Services Company LP, Greystone Servicing Company LLC, Wells Fargo Bank, National Association, Trimont LLC and Rialto Capital Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the BGME 2021-VR TSA, the Benchmark 2021-B26 PSA, the BANK 2021-BNK34 PSA and the Benchmark 2021-B25 PSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB

Disclosure from Wilmington Trust, National Association (“WTNA”) (i) as Trustee and (ii) as trustee under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Disclosure from U.S. Bank National Association (“U.S. Bank”), as Servicing Function Participant:

U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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
4.1

Pooling and Servicing Agreement, dated as of June 1, 2021 (the “Benchmark 2021-B27 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein).  (see Explanatory Note #1)

4.2

Trust and Servicing Agreement, dated as of April 21, 2021 (the “BGME 2021-VR TSA”), by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Pooling and Servicing Agreement, dated as of May 1, 2021 (the “Benchmark 2021-B26 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, Argentic Services Company LP (as successor to KeyBank National Association), as general special servicer, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer and Wells Fargo Bank, National Association, as trustee, certificate administrator, paying agent and custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Pooling and Servicing Agreement, dated as of June 1, 2021 (the “BANK 2021-BNK34 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as general master servicer, Midland Loan Services, a Division of PNC Bank, National Association (as successor to Greystone Servicing Company LLC), as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wilmington Trust, National Association, as trustee and Wells Fargo Bank, National Association, as certificate administrator (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein), as amended by Amendment No. 1 to Pooling and Servicing Agreement, dated and effective as of November 9, 2023, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as general master servicer, Midland Loan Services, a Division of PNC Bank, National Association (as successor to Greystone Servicing Company LLC), as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated November 9, 2023, and filed by the registrant on November 16, 2023 under Commission File No. 333-228597-09, and is incorporated by reference herein) (see Explanatory Note #4)

4.5

Pooling and Servicing Agreement, dated as of April 1, 2021 (the “Benchmark 2021-B25 PSA”), by and among GS Mortgage securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as general special servicer, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein). (see Explanatory Note #5)

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

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.7)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan is serviced (see Exhibit 33.8)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.3)

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.10a)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 33.10b)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

33.16a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.16b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.17a

Report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as general special servicer prior to February 26, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.17b

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer on and after February 26, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.1)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.9)

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.10a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.10b)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 33.6)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.1)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan is serviced (see Exhibit 33.8)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.9)

33.25a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.10a)

33.25b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.10b)

33.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.15a)

33.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 33.15b)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BGME 2021-VR TSA pursuant to which the Burlingame Point mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.7)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan is serviced (see Exhibit 34.8)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.3)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.10a)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 34.10b)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced

34.16a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.16b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.17a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as general special servicer prior to February 26, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.17b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer on and after February 26, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.1)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.9)

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.10a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.10b)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 34.6)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.1)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan is serviced (see Exhibit 34.8)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.9)

34.25a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.10a)

34.25b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.10b)

34.26a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.15a)

34.26b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 34.15b)

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

35.6

Servicer compliance statement, KeyBank National Association, as master servicer under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan and the iPark 84 Innovation Center mortgage loan are serviced (see Exhibit 35.4)

35.7

Servicer compliance statement, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the Benchmark 2021-B26 PSA pursuant to which the Equus Industrial Portfolio mortgage loan is serviced (see Exhibit 35.5)

35.8

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer on and after February 26, 2025 under the BANK 2021-BNK34 PSA pursuant to which the 375 Pearl Street mortgage loan is serviced (see Exhibit 35.1)

35.9

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan and the 1985 Marcus mortgage loan are serviced (see Exhibit 35.1)

35.10

Servicer compliance statement, Situs Holdings, LLC, as special servicer for the Amazon Seattle loan combination under the Benchmark 2021-B25 PSA pursuant to which the Amazon Seattle mortgage loan is serviced (see Exhibit 35.5)

99.1

Mortgage Loan Purchase Agreement, dated as of June 1, 2021, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated June 29, 2021, and filed by the registrant on June 29, 2021 under Commission File No. 333-228597-09, and is incorporated by reference herein).

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

Date: March 30, 2026

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President